Form 10-Q
period 1997-03-31
REVLON WORLDWIDE CORP
filed 1997-05-15
CIK 899814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    ------------------

                        Commission file number 33-60488

                          REVLON WORLDWIDE CORPORATION
             (Exact name of registrant as specified in its charter)

                        DELAWARE                     13-3703363
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)     Identification No.)

        625 MADISON AVENUE, NEW YORK, NEW YORK         10022
       (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code: 212-527-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock was 1,000 shares as of March 31, 1997, all of which were held by Revlon Worldwide (Parent) Corporation, an indirect wholly owned subsidiary of Mafco Holdings, Inc.

                                Total Pages - 13

                 REVLON WORLDWIDE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                   MARCH 31,  DECEMBER 31,
                                        ASSETS                       1997        1996
                                                                  ----------  ----------
Current assets:                                                   (Unaudited)
        Cash and cash equivalents .............................   $     35.6  $     38.6
        Trade receivables, less allowances of $22.3
                 and $24.9, respectively ......................        394.5       426.3
        Inventories ...........................................        305.9       281.0
        Prepaid expenses and other ............................         80.5        74.5
                                                                  ----------  ----------
                 Total current assets .........................        816.5       820.4
Property, plant and equipment, net ............................        374.0       381.1
Other assets ..................................................        142.8       144.2
Intangible assets related to businesses acquired, net .........        279.7       280.6
                                                                  ----------  ----------
                 Total assets .................................   $  1,613.0  $  1,626.3
                                                                  ==========  ==========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
        Short-term borrowings - third parties .................   $     23.4  $     27.1
        Current portion of long-term debt - third parties .....          8.4         8.8
        Accounts payable ......................................        146.8       161.9
        Accrued expenses and other ............................        321.4       365.2
                                                                  ----------  ----------
                 Total current liabilities ....................        500.0       563.0
Long-term debt - third parties ................................      1,705.9     2,291.4
Long-term debt - affiliates ...................................         30.4        30.4
Other long-term liabilities ...................................        202.4       202.8

Stockholder's deficiency:
        Common Stock, par value $1.00 per share; 1,000 shares
                 authorized, issued and outstanding ...........          -           -
        Capital deficiency ....................................       (235.9)     (971.0)
        Accumulated deficit since June 24, 1992 ...............       (568.5)     (472.1)
        Adjustment for minimum pension liability ..............        (12.4)      (12.4)
        Currency translation adjustment .......................         (8.9)       (5.8)
                                                                  ----------  ----------
                 Total stockholder's deficiency ...............       (825.7)   (1,461.3)
                                                                  ----------  ----------
                 Total liabilities and stockholder's deficiency   $  1,613.0  $  1,626.3
                                                                  ==========  ==========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                 REVLON WORLDWIDE CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                        1997      1996
                                                                      --------  --------
Net sales .........................................................   $  492.5  $  464.3
Cost of sales .....................................................      166.2     152.9
                                                                      --------  --------
    Gross profit ..................................................      326.3     311.4
Selling, general and administrative expenses ......................      303.8     295.1
Business consolidation costs ......................................        5.4       -
                                                                      --------  --------
    Operating income ..............................................       17.1      16.3
                                                                      --------  --------
Other expenses (income):

    Interest expense ..............................................       59.4      59.5
    Interest and net investment income ............................       (0.7)     (1.0)
    Amortization of debt issuance costs ...........................        3.1       3.6
    Foreign currency losses, net ..................................        1.8       2.1
    Miscellaneous, net ............................................        0.7       0.5
    Gain on issuance of subsidiary stock ..........................       (0.1)   (187.8)
                                                                      --------  --------
         Other expenses (income), net .............................       64.2    (123.1)
                                                                      --------  --------
(Loss) income before income taxes .................................      (47.1)    139.4

Provision for income taxes ........................................        5.5       7.0
                                                                      --------  --------
(Loss) income before extraordinary item ...........................      (52.6)    132.4

Extraordinary item - early extinguishment of debt .................      (43.8)     (6.6)
                                                                      --------  --------
Net (loss) income .................................................   $  (96.4) $  125.8
                                                                      ========  ========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                 REVLON WORLDWIDE CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)


                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  1997      1996
                                                                     --------  --------
Net (loss) income ................................................   $  (96.4) $  125.8
Adjustments to reconcile net (loss) income to net cash (used for)
 provided by operating activities:
   Depreciation and amortization .................................       25.7      23.2
   Amortization of debt discount .................................       26.1      25.2
   Gain on issuance of subsidiary stock ..........................       (0.1)   (187.8)
   Business consolidation costs ..................................        5.4       -
   Extraordinary item ............................................       43.8       6.6
   Change in assets and liabilities:
        Decrease  in trade receivables ...........................       26.0       3.7
        Increase in inventories ..................................      (27.9)    (36.4)
        Increase in prepaid expenses and other current assets ....       (7.9)     (9.8)
        Decrease in accounts payable .............................      (12.4)     (8.7)
        Decrease in accrued expenses and other current liabilities      (44.9)    (31.3)
        Other, net ...............................................      (17.5)    (10.9)
                                                                      --------  --------
Net cash used for operating activities ...........................      (80.1)   (100.4)
                                                                      --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .............................................       (8.0)    (11.8)
Other, net .......................................................        -        (0.3)
                                                                      --------  --------
Net cash used for investing activities ...........................       (8.0)    (12.1)
                                                                      --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings - third parties .       (2.4)      0.4
Proceeds from the issuance of long-term debt - third parties .....      138.2     140.3
Repayment of long-term debt - third parties ......................      (50.4)   (222.5)
Net proceeds from issuance of subsidiary common stock ............        0.1     187.8
Proceeds from the issuance of debt - affiliates ..................       33.9      19.4
Repayment of debt - affiliates ...................................      (33.9)    (19.4)
Payment of debt issuance costs ...................................        -       (10.9)
                                                                      --------  --------
Net cash provided by financing activities ........................       85.5      95.1
                                                                      --------  --------
Effect of exchange rate changes on cash and cash equivalents .....       (0.4)     (0.5)
                                                                      --------  --------
   Net decrease in cash and cash equivalents .....................       (3.0)    (17.9)
                                                                      --------  --------
   Cash and cash equivalents at beginning of period ..............       38.6      36.3
                                                                      --------  --------
   Cash and cash equivalents at end of period ....................   $   35.6  $   18.4
                                                                      ========  ========
Supplemental schedule of cash flow information:
   Cash paid during the period for:
        Interest .................................................   $   39.6  $   43.7
        Income taxes, net of refunds .............................        2.9       5.0

Supplemental schedule of noncash financing activities:
   Noncash contribution from parent to cancel Senior Secured
        Discount Notes ...........................................   $  735.1  $    -

 See Notes to Unaudited Consolidated Condensed Financial Statements.

                 REVLON WORLDWIDE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                   STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


(1) BASIS OF PRESENTATION

      Revlon Worldwide Corporation (the "Company") is a holding company formed in March 1993 to hold the capital stock of Revlon, Inc., which was formed in April 1992 and, on June 24, 1992, succeeded through Revlon Consumer Products Corporation ("Products Corporation") to assets and liabilities of the cosmetic and skin care, fragrances and personal care products business of its then parent company, whose name was changed from Revlon, Inc. to Revlon Holdings Inc. ("Holdings"). The Company is a wholly owned subsidiary of Revlon Worldwide (Parent) Corporation ("Worldwide Parent") which is an indirect wholly owned subsidiary of Holdings and an indirect wholly owned subsidiary of MacAndrews & Forbes Holdings Inc., a corporation wholly owned by Mafco Holdings Inc.

      The accompanying Consolidated Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

      The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      The Company recognizes gains and losses on issuances of subsidiary stock in its Statements of Operations.

      The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations which are normal for the Company's business.

      The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, in the first quarter of 1997 and 1996, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $22.2 and $14.9, respectively, and such amounts were deferred.

(2) INVENTORIES

                                               March 31,   December 31,
                                                 1997         1996
                                               --------    -----------
    Raw materials and supplies..............   $  94.2       $  76.6
    Work-in-process.........................      21.4          19.4
    Finished goods..........................     190.3         185.0
                                              --------      --------
                                               $ 305.9       $ 281.0
                                              ========      ========

(3) GAIN ON ISSUANCE OF SUBSIDIARY STOCK

      On March 5, 1996, Revlon, Inc. completed an initial public offering (the "Revlon IPO") in which it issued and sold 8,625,000 shares of its Class A Common Stock for $24.00 per share. The proceeds, net of underwriter's discount and related fees and expenses, of $187.8 were contributed to Products Corporation and were used to repay borrowings outstanding under the credit agreement in effect at that time (the "Former Credit Agreement") and to pay fees and expenses related to the credit agreement which became effective on March 5, 1996 (the "Credit Agreement").

                 REVLON WORLDWIDE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                   STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


      As a result of the Revlon IPO, the Company's ownership in Revlon, Inc. was reduced to 83.1% of Revlon, Inc.'s outstanding common stock (with the Company having approximately 97.4% of the voting power of the outstanding shares of Revlon, Inc. common stock) from 100% prior to the Revlon IPO. Additionally, the Company recognized a $187.8 gain on this transaction in the first quarter of 1996.

(4) EXTRAORDINARY ITEM

      The extraordinary item in the first quarter of 1997 resulted from the cancellation of a portion of the Senior Secured Discount Notes due 1998(the "Notes") (See Note 7). The extraordinary item in the first quarter of 1996 resulted from the write-off of deferred financing costs associated with the extinguishment of the Former Credit Agreement prior to maturity with the net proceeds from the Revlon IPO and Credit Agreement.

(5) BUSINESS CONSOLIDATIONS

      In the first quarter of 1997 the Company incurred business consolidation costs of approximately $5.4 in connection with the implementation of its business strategy to rationalize factory operations. These costs primarily included severance and other related costs in certain International operations. As of March 31, 1997 substantially all of the costs were included in accrued expenses and other.

(6) MERGER OF SUBSIDIARY

      On April 25, 1997, Prestige Fragrance & Cosmetics, Inc., a wholly owned subsidiary of Products Corporation ("PFC"), and The Cosmetic Center, Inc. ("Cosmetic Center") completed the merger of PFC with and into Cosmetic Center, with Cosmetic Center surviving the merger (the "Cosmetic Merger"). In the Cosmetic Merger, Products Corporation received in exchange for all of the capital stock of PFC newly issued Class C common stock of Cosmetic Center constituting approximately 85% of the outstanding common stock. Accordingly, the Cosmetic Merger will be accounted for as a reverse acquisition using the purchase method of accounting and PFC will be considered the acquiring entity for accounting purposes, even though Cosmetic Center is the surviving legal entity.

(7) PURCHASE OF THE NOTES

      During March 1997, $778.4 principal amount at maturity (accreted value of $694.0) of the Notes was delivered to the Trustee under the Indenture for cancellation. On April 2, 1997, funds were deposited in an irrevocable trust to effect the covenant defeasance of the remaining balance of $337.4 principal amount at maturity of the Notes. In connection with the Notes that were canceled the Company recorded a capital contribution of $735.1 and recorded an extraordinary loss of $43.8, which included the write-off of deferred financing costs, in the first quarter of 1997.

      The covenant defeasance of the Notes is expected to be effected on August 4, 1997, the 124th day following the deposit. Upon such effectiveness of the covenant defeasance, the Company may omit to comply with substantially all of its covenants and other obligations, other than payment, under the indenture governing the Notes.

      Following the covenant defeasance, the Company will be merged with and into its direct parent, Worldwide Parent with Worldwide Parent surviving (the "Merger"), and Worldwide Parent will directly own all of the shares of Common Stock of Revlon, Inc. that are currently owned by the Company and are currently pledged to secure the Company's Notes. Following the Merger, 20 million shares of Revlon, Inc. Common Stock will be pledged to secure the indebtedness of Worldwide Parent and the balance to secure the obligations of an affiliate.

                 REVLON WORLDWIDE CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


OVERVIEW

      The Company operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance and personal care products, and professional products, consisting of hair and nail care products principally for use in and resale by professional salons. In addition, the Company also operates retail outlet stores and has a licensing group.

      The Company presents its business geographically as its United States operation, which comprises the Company's business in the United States, and its International operation, which comprises its business outside of the United States.

RESULTS OF OPERATIONS

      The following table sets forth the Company's net sales by operation for the first quarters of 1997 and 1996, respectively:

                                               Quarter Ended March 31,
                                               ----------------------
                                                 1997          1996
Net sales:                                     -------       -------
    United States...........................   $ 282.5       $ 259.6
    International...........................     210.0         204.7
                                               -------       -------
                                               $ 492.5       $ 464.3
                                               =======       =======

      The following sets forth certain statements of operations data as a percentage of net sales for the first quarters of 1997 and 1996, respectively:

                                               Quarter Ended March 31,
                                               ----------------------
                                                 1997          1996
                                               -------       -------
    Cost of sales...........................     33.7%         32.9%
    Gross profit............................     66.3          67.1
    Selling, general and administrative
         expenses...........................     61.7          63.6
    Business consolidation costs............      1.1           -
    Operating income........................      3.5           3.5

Net sales

      Net sales were $492.5 and $464.3 for the first quarter of 1997 and 1996, respectively, an increase of $28.2, or 6.1%, primarily as a result of successful new product introductions worldwide, increased demand in the United States, increased distribution internationally into the expanding self-select distribution channel and the further development of new international markets.

      United States. The United States operation's net sales increased to $282.5 for the first quarter of 1997 from $259.6 for the first quarter of 1996, an increase of $22.9, or 8.8%. Net sales improved for the first quarter of 1997 primarily as a result of continued consumer acceptance of new product offerings and general improvement in consumer demand for the Company's color cosmetics in the United States, partially offset by overall softness in the fragrance industry and lower sales of one of the Company's prestige brands. The Company improved the dollar share of its Revlon branded cosmetics in the color cosmetics business in the United States self-select distribution channel to 21.9% in the first quarter of 1997 from 21.6% in the first quarter of 1996, continuing as the number one brand in market share. Market share, which is subject to a number of conditions, can vary from quarter to quarter as a result of such things as

                 REVLON WORLDWIDE CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


timing of new product introductions and advertising and promotional spending. New product introductions (including, in 1997, certain products launched during 1996) generated incremental net sales in the first quarter of 1997, principally as a result of launches of products in the COLORSTAY collection, including COLORSTAY foundation, lip makeup, eye makeup, and blush, launches of products in the ALMAY AMAZING collection, including lip makeup, eye makeup, face makeup and concealer and launches of REVLON AGE DEFYING line extensions, STREETWEAR nail enamel and NEW COMPLEXION face makeup.

      International. The International operation's net sales increased to $210.0 for the first quarter of 1997 from $204.7 for the first quarter of 1996, an increase of $5.3, or 2.6% on a reported basis or 6.3% on a constant U.S. dollar basis. Net sales improved principally as a result of successful new product introductions, including the continued roll-out of the COLORSTAY cosmetics collection and REVLON AGE DEFYING makeup, increased distribution into the expanding self-select distribution channel, the further development of new international markets, partially offset, on a reported basis, by the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the Spanish peseta and several other European currencies, the South African rand and the Japanese yen and partially offset by sales lost in exiting the unprofitable demonstrator-assisted channel in Japan. The International operation's sales are divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased by 0.2% to $95.4 for the first quarter of 1997 as compared to the first quarter of 1996); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased by 12.0% to $74.7 for the first quarter of 1997 as compared to the first quarter of 1996); and the Far East (in which net sales decreased by 6.8% to $39.9 for the first quarter of 1997 as compared to the first quarter of 1996). Excluding in both periods the effect of the Company's strategy of exiting the demonstrator-assisted distribution channel in Japan, Far East net sales for the first quarter of 1997 would have been at the same level as those in the first quarter of 1996.

      The Company's operations in Brazil are significant and, along with operations in certain other countries, have been subject to, and may continue to be subject to, significant political and economic uncertainties. In Brazil, net sales, operating income and income before taxes were $34.4, $6.8 and $4.4, respectively, for the first quarter of 1997 compared to $31.6, $7.3 and $6.0, respectively, for the first quarter of 1996. In Mexico, operating results for the first quarter of 1997 and 1996 were adversely affected by the continued weakness of the Mexican economy. Effective January 1997, Mexico is considered a hyperinflationary economy. In Venezuela, operating results for the first quarter of 1997 and 1996 were adversely affected by high inflation and in the 1996 period by a currency devaluation.

Cost of sales

      As a percentage of net sales, cost of sales was 33.7% for the first quarter of 1997 compared to 32.9% for the first quarter of 1996, respectively. The increase in cost of sales as a percentage of net sales is due primarily to changes in product mix involving an increase in sales of the Company's higher cost enhanced performance technology-based products, an increase in export sales, increased sales of lower margin products (such as those products sold in Brazil), the effect of weaker local currencies on the cost of imported purchases and competitive pressures on the Company's toiletries business in certain international markets. This was partially offset by the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing. The aforementioned increases in sales that negatively impacted cost of sales as a percentage of net sales were, however, more profitable to the Company's overall operating results.

Selling, general & administrative ("SG&A") expenses

      As a percentage of net sales, SG&A expenses were 61.7% for the first quarter of 1997, an improvement from 63.6% for the first quarter of 1996. SG&A expenses other than advertising expense, as a percentage of net sales, improved to 45.4% for the first quarter of 1997 compared with 47.3% for the first quarter of 1996 primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs in the first quarter of 1997 compared with the first quarter of 1996. In accordance with its business strategy, the Company increased advertising and consumer-directed promotion in the first quarter of 1997 compared with the first quarter of 1996 to support growth in existing product lines, new product launches and increased distribution in the

                 REVLON WORLDWIDE CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


self-select distribution channel in many of the Company's markets in the International operation. Advertising expense increased by 5.9% to $80.2, or 16.3% of net sales, for the first quarter of 1997 compared to $75.7, or 16.3% of net sales, for the first quarter of 1996.

Business consolidation costs

      In the first quarter of 1997 the Company incurred business consolidation costs of approximately $5.4 in connection with the implementation of its business strategy to rationalize factory operations. These costs primarily included severance and other related costs in certain International operations. These business consolidations are intended to lower the Company's operating costs and increase efficiency in the future. Facilities relating to such operations are held for sale, and the Company believes it may realize a gain based upon current estimated market values.

Operating income

      As a result of the foregoing, operating income increased by $0.8, or 4.9%, to $17.1 for the first quarter of 1997 from $16.3 for the first quarter of 1996.

Other expenses/income

      Interest expense was $59.4 for the first quarter of 1997 compared to $59.5 for the first quarter of 1996. The decrease in interest expense is attributable to lower average outstanding borrowings under the Credit Agreement and lower interest rates under the Credit Agreement than under the Former Credit Agreement, partially offset by the higher accreted value of the Company's Notes, prior to the cancellation. .

      Foreign currency losses, net, were $1.8 for the first quarter of 1997 compared to $2.1 for the first quarter of 1996. The reduction in the foreign currency loss in the first quarter of 1997 as compared to the first quarter of 1996 was due to a stable Venezuelan bolivar versus the devaluation which occurred in the first quarter of 1996, partially offset by the relatively greater strengthening of the U.S. dollar and U.K. pound against most foreign currencies.

      Gain on issuance of subsidiary stock in the amount of $187.8 was recognized as a result of the Revlon IPO in the first quarter of 1996.

Provision for income taxes

      The provision for income taxes was $5.5 and $7.0 for the first quarter of 1997 and the first quarter of 1996, respectively. The decrease was primarily attributable to the implementation of tax planning involving the utilization of net operating loss carryforwards in certain International operations, partially offset by higher taxable income in certain International operations.

Extraordinary item

      The extraordinary item in the first quarter of 1997 resulted from the cancellation of a portion of the Notes as well as the write-off of the deferred financing costs associated with the cancellation. The extraordinary item in the first quarter of 1996 resulted from the write-off of deferred financing costs associated with the extinguishment of the Former Credit Agreement prior to maturity with the net proceeds from the Revlon IPO and Credit Agreement.

                 REVLON WORLDWIDE CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Net cash used for operating activities was $80.1 and $100.4 for the first quarter of 1997 and 1996, respectively. The decrease in net cash used for operating activities for the first quarter of 1997 compared with the first quarter of 1996 resulted primarily from higher operating income, lower taxes paid, net of refunds, and improved working capital management.

      Net cash used for investing activities was $8.0 and $12.1 for the first quarter of 1997 and 1996, respectively. Net cash used for investing activities for the first quarter of 1997 and 1996, respectively, consisted primarily of capital expenditures.

      Net cash provided by financing activities was $85.5 and $95.1 for the first quarter of 1997 and 1996, respectively. Net cash provided by financing activities for 1997 included cash drawn under the Credit Agreement, partially offset by the repayment of approximately $4.6 under the Company's yen-denominated credit agreement (the "Yen Credit Agreement"). Net cash provided by financing activities for 1996 included the net proceeds from the Revlon IPO, cash drawn under the Former Credit Agreement and under the Credit Agreement, partially offset by the repayment of borrowings under the Former Credit Agreement, the payment of fees and expenses related to the Credit Agreement and repayment of approximately $5.2 under the Yen Credit Agreement.

      The Credit Agreement is comprised of four senior secured facilities: a $130.0 term loan facility, a $220.0 multi-currency facility, a $200.0 revolving acquisition facility and a $50.0 special standby letter of credit facility. As of March 31, 1997 Products Corporation had approximately $129.0 outstanding under the term loan facility, $112.6 outstanding under the multi-currency facility, $37.0 outstanding under the revolving acquisition facility and $34.5 outstanding under the special standby letter of credit facility. In January 1997, the Credit Agreement was amended to, among other things, permit the merger of PFC into Cosmetic Center and generally to exclude Cosmetic Center (as the survivor of the merger) from the definition of "subsidiary" under the Credit Agreement. In accordance with scheduled reductions, the term loan facility was reduced by $1.0 on January 31, 1997. Products Corporation signed a commitment letter dated May 2, 1997 pursuant to which a lender will arrange a syndicate of lenders for a $750 credit facility, the proceeds of which would be used to refinance, at lower interest rates and on more favorable terms, the Credit Agreement and to redeem Products Corporation's 10 7/8% Sinking Fund Debentures due 2010. The refinancing is subject to a number of conditions including syndication, due diligence and execution of definitive documentation and there can be no assurance that the refinancing will be consummated.

      A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately [yen]4.3 billion as of March 31, 1997 (approximately $34.9 U.S. dollar equivalent as of March 31,
1997) and is currently due on December 31, 1997. Products Corporation is currently negotiating an extension of the term of the Yen Credit Agreement. In the event that such extension is not obtained, Products Corporation is able and intends to refinance the Yen Credit Agreement under the Credit Agreement. Accordingly, Products Corporation's obligation under the Yen Credit Agreement has been classified as long-term as of March 31, 1997. In accordance with the terms of the Yen Credit Agreement, approximately [yen]539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996 and approximately [yen]539 million (approximately $4.6 U.S. dollar equivalent) was paid in January 1997.

      In the event that they are not refinanced, the $61.0 aggregate principal amount of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 previously purchased on the open market by Products Corporation (which was not previously used for sinking fund payments) and no longer outstanding will be used to meet future sinking fund requirements of such issue. If they are not refinanced, $9.0 aggregate principal amount of previously purchased debentures will be used for the sinking fund payment due July 15, 1997.

      Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of March 31, 1997.

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

      The Company estimates that capital expenditures for 1997 will be approximately $60, including approximately $10 for upgrades to the Company's management information systems. Pursuant to tax sharing agreements, Revlon Worldwide and Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings Inc. as if Revlon Worldwide or Revlon, Inc., as the case may be, were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any cash tax sharing payments other than in respect of state and local income taxes. Revlon Worldwide anticipates that, with respect to Revlon, Inc. as a result of net operating tax losses and prohibitions under the Credit Agreement and with respect to Revlon Worldwide as a result of the absence of business operations or a source of income of its own, no federal tax payments or payments in lieu of taxes pursuant to the tax sharing agreements will be required for 1997.

      As of March 31, 1997, Products Corporation was party to a series of interest rate swap agreements (which expire at various dates through December
2001) totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month London Inter-Bank Offered Rate (6.00% per annum at April 21, 1997) to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considers to be held for other than trading purposes, on March 31, 1997, a loss of approximately $6.5 would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0. The amortization of the realized gain on these agreements for the first quarter of 1997 was approximately $0.8. The remaining unamortized gain, which is being amortized over the original lives of the agreements, is $2.3 as of March 31, 1997. Although cash flow from the presently outstanding agreements was slightly positive for the first quarter of 1997, future positive or negative cash flows from these agreements will depend upon the trend of short-term interest rates during the remaining lives of such agreements. Based on current interest rate levels, Products Corporation expects to have a slightly negative cash flow from these agreements in 1997, although no assurances can be given that short-term interest rates will not rise above current levels. In the event of nonperformance by the counterparties at any time during the remaining lives of the agreements, Products Corporation could lose some or all of any possible future positive cash flows from these agreements. However, Products Corporation does not anticipate nonperformance by such counterparties, although no assurances can be given.

      Products Corporation enters into forward foreign exchange contracts from time to time to hedge certain cash flows denominated in foreign currencies. At March 31, 1997, Products Corporation had forward foreign exchange contracts denominated in various currencies, predominantly the U.K. pound, of approximately $67.5 (U.S. dollar equivalent). If Products Corporation had terminated these contracts on March 31, 1997, no material gain or loss would have been realized.

      Based upon the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available subsidiary credit facilities and refinancings of existing subsidiary indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements of its subsidiaries for the foreseeable future, including debt service of its subsidiaries. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring subsidiary indebtedness, selling assets or operations, seeking capital contributions or loans from affiliates of the Company or selling additional shares of capital stock of Revlon, Inc. There can be no assurance that any of such actions could be effected, that they would enable the Company's subsidiaries to continue to satisfy their capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The Credit Agreement requires, subject to certain exceptions, that the proceeds of any public offering of capital stock of Revlon, Inc. be contributed to Products Corporation. Revlon

                 REVLON WORLDWIDE CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


Worldwide, as a holding company, will be dependent on the earnings and cash flow, and dividends and distributions, from Products Corporation and Revlon, Inc. to pay its expenses and to pay any cash dividends or distributions on its common stock that may be authorized by the Board of Directors of Revlon Worldwide. The terms of the Credit Agreement, the Senior Subordinated Notes, the 1999 Senior Notes and the Senior Notes generally restrict Products Corporation from paying dividends or making distributions.

      The Notes mature March 1998 and funds have been deposited in an irrevocable trust to effect the covenant defeasance of the remaining $337.4 principal amount at maturity of the Notes not previously delivered to the Trustee for cancellation. The covenant defeasance of the Notes is expected to be effected on August 4, 1997, the 124th day following the deposit.

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q for the quarter ended March 31, 1997 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectation and estimates as to future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures and the ability to refinance indebtedness, secure capital contributions or loans from affiliates and sell additional shares of capital stock of Revlon, Inc. Readers are urged to consider statements which use the terms "believes," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated" or "anticipates" and similar expressions to be uncertain and forward-looking. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) effects of and changes in economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in countries outside of the U.S. in which the Company operates, including Brazil; (vi) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes; (vii) difficulties or delays in realizing improved results from business consolidations and in realizing gains from the sale of certain facilities held for sale; (viii) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers; and (ix) the inability to refinance indebtedness, secure capital contributions or loans from affiliates or sell additional shares of capital stock of Revlon, Inc.

                 REVLON WORLDWIDE CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION

(a)  EXHIBITS

Exhibit No.
-----------

 4.19 First Amendment and Consent, dated as of March 10, 1997, with respect to the Yen Credit Agreement. (Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 of Revlon, Inc. (the "Revlon, Inc. March 31, 1997 Form 10-Q")).

*4.20 Defeasance Trust Agreement dated April 1, 1997 between Revlon Worldwide Corporation and State Street Bank and Trust Company, as Successor Trustee, under the Indenture dated as of March 15, 1993, between Revlon Worldwide Corporation and the First National Bank of Boston, as Trustee, relating to the Senior Secured Discount Notes due 1998 and the Series B Senior Secured Discount Notes Due 1998.

10.10 Employment Agreement, dated as of January 1, 1997, between Products Corporation and George Fellows. (Incorporated by reference to Exhibit
        10.10 to the Revlon, Inc. March 31, 1997 Form 10-Q).


(b) REPORTS ON FORM 8-K - Revlon Worldwide Corporation filed on March 17, 1997 a report on Form 8-K relating to the offering by its parent Revlon Worldwide (Parent) Corporation of $770.0 aggregate principal amount at maturity of its Senior Secured Discount Notes due 2001.

* Filed herewith

                              S I G N A T U R E S

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          REVLON WORLDWIDE CORPORATION
                          ----------------------------
                                   Registrant

By: /s/ Irwin Engelman                      By: /s/ Lawrence E. Kreider
   -------------------------------             -------------------------------
        Irwin Engelman                              Lawrence E. Kreider
        Executive Vice President                    Senior Vice President,
        and Chief Financial Officer                 Controller and Chief
                                                    Accounting Officer

Dated:  May 12, 1997